Form 10-K405/A
period 1995-12-31
ORANGE COUNTY VENTURES INC
filed 1997-03-19
CIK 841715

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-K/A

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1995

                                          or

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

Commission File Number:   0-17432
                        ------------

                               ORANGE COUNTY VENTURES, INC.
                    ----------------------------------------------
                (Exact name of registrant as specified in its charter)

          DELAWARE                                             95-3915600
----------------------------------                     -------------------------
(State or other jurisdiction of                      (I.R.S. Employer Identifi-
 incorporation or organization)                        cation Number)

            17922 SKY PARK CIRCLE DRIVE, SUITE A, IRVINE, CALIFORNIA 92714
            --------------------------------------------------------------
                       (Address of principal executive offices)

Registrant's telephone number, including area code:    (714) 660-7972
                                                     ------------------

Securities registered pursuant to Section 12(b) of the Act:    NONE
                                                             --------

Securities registered pursuant to Section 12(g) of the Act:    NONE
                                                             --------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                X    YES                      NO
               -----                    -----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

    Estimated aggregate market value of the voting stock held by nonaffiliates of the registrant: 0, or negligible (See Item 3, Legal Proceedings).

    At March 27, 1996, the Registrant had 9,800,250 shares of its common stock outstanding.

    DOCUMENTS INCORPORATED BY REFERENCE: Part IV incorporates by reference certain exhibits filed with the Registrant's Registration Statement on Form S-18 (No. 33-25085-LA).

ITEM 6.  SELECTED FINANCIAL DATA

    The following selected financial information was abstracted from the financial statements and notes thereto included elsewhere in this Form 10-K/A and from previously published financial information of the Company not appearing herein. Such selected financial information should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere herein.

                                YEAR ENDED DECEMBER 31
                                ----------------------

BALANCE SHEET DATA                          1995          1994          1993
                                             ----          ----          ----

Working Capital                          $ (1,409)   $ (929,127)   $ (645,191)
Total Assets                                  363       835,684       982,761
Long Term Obligations                           0             0       163,475
Shareholders Equity                        (1,409)     (278,512)      113,277


OPERATING STATEMENT DATA

Net Revenues                              751,415     2,004,326     1,853,702
Arbitration Settlement                                                 78,000

Operating Expenses                         28,258     1,619,898     1,550,413
General and Administrative
Expenses                                                324,787       353,385
Site Development Write-Off                                             34,000
Interest Expense, Net                                    30,724        62,467
Legal Judgment - Stanton                                273,255             0

Total Costs and Expenses                   28,258     2,552,643     2,000,265
                                            ------     ---------     ---------

Reorganization Items:
  Professional Fees                                      53,720             0
  Loss on Transfer of Assets                             93,731             0
Net Loss                                 $ (3,258)   $ (391,789)   $ ( 68,563)
                                            ------     ---------     ---------

Net Loss Per Share                       $ (  .00)   $ (    .07)   $ (    .01)
                                            ------     ---------     ---------

Weighted Average Shares Outstanding     9,800,250     5,800,250     5,800,250

    As of May 6, 1995 the Company no longer has any revenue producing operations. No comparisons to prior periods can be made since the operations of the Company ceased on May 5, 1995.

    Until May 5, 1995 the Company had both revenues and expenses from its operating subsidiary ACC Motor Club, Inc. These revenues and expenses are reflected in column (2) figures. All cash flow for the period of January 1, 1995 through May 5, 1995 were used for the benefit of the creditor's under the Chapter 11 proceedings.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS.

    As of May 6, 1995 the Company no longer had any revenue producing operations. No comparisons to prior periods can be made since the operations of the Company ceased on May 5, 1995.

    Under the Chapter 11 Plan all operations were for the benefit of creditors, and thus, none of the funds were used for distribution to the shareholders.

    Since May 6, 1995 the Company has incurred expenses associated with the audit of their 1994 fiscal year, legal fees in association with the transfer of the subsidiary and filing of necessary documents. In addition, the Company incurs certain legal expenses as a result of its attempts to sell the shell.

MATERIAL CHANGES IN FINANCIAL CONDITION

    As a result of the conclusion of the bankruptcy case, all operating assets of the Company were transferred to the Plan Proponent.

    The Company continues to exist as a shell with no operations. The Company continues to incur certain expenses while it attempts to find a merger candidate for the shell.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             ORANGE COUNTY VENTURES, INC.
               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                            Page
                                                                            ----

Independent Auditors' Report..................................................5
Consolidated Balance Sheet as of December 31, 1995 and 1994...................7
Consolidated Statements of Operations for the Years Ended
  December 31, 1995, 1994 and 1993............................................9
Consolidated Statements of Stockholders' Equity (Deficit)
  for the Years ended December 31, 1995, 1994 and 1993.......................10
Consolidated Statement of Cash Flows for the
  Years ended December 31, 1995, 1994 and 1993...............................11
Notes to Consolidated Financial Statements...................................13

                                  DONALD R. STERNER
                             CERTIFIED PUBLIC ACCOUNTANT
                              A PROFESSIONAL CORPORATION
                           1334 PARK VIEW AVENUE, SUITE 100
                          MANHATTAN BEACH, CALIFORNIA 90266
                       TEL: (310) 546-6113   FAX: (310)546-5630


                             INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Orange County
 Ventures, Inc. (Formerly, Auto Chek Centers, Inc.):

We have audited the accompanying consolidated balance sheet of Orange County Ventures, Inc. (formerly, Auto Chek Centers, Inc.) and its subsidiary (the Company) as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Orange County Ventures, Inc. (formerly Auto Chek Centers Inc.) as of December 31, 1994 and 1993, were audited by other auditors whose report, dated July 18, 1995, expressed an unqualified opinion on those consolidated statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1995 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orange County Ventures, Inc. (formerly, Auto Chek Centers, Inc.) and its subsidiary at December 31, 1995, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principals.

As discussed in Note 1 to the consolidated financial statements, the Company's Plan of Reorganization was confirmed by the U.S. Bankruptcy Court on May 5, 1995. As part of the Plan of Reorganization, the Company sold the outstanding common stock of its wholly owned subsidiary which conducted substantially all of the Company's operations. Accordingly, as of May 5, 1995, the Company has no operations. As discussed in Note 9 to the consolidated financial statements, on December 5, 1996, the Company signed a letter of intent to merge with another company subject to the terms of the agreement and approval of the stockholders of both companies.



/s/ Donald R. Sterner

December 20, 1996

                             ORANGE COUNTY VENTURES, INC.
                         (Formerly, Auto Chek Centers, Inc.)

                             CONSOLIDATED BALANCE SHEETS

                              December 31, 1995 and 1994



                                        ASSETS

                                                      1995          1994
                                                    --------      --------
Current assets:
   Cash                                                $363        $139,962
   Prepaid expenses and other assets                                 29,111
   Smog certificate inventory                                        15,996
                                                    -------      ----------
      Total current assets                              363         185,069
                                                    -------      ----------
Property and equipment (Notes 1,2, and 3)
   Leasehold improvements                                         1,128,030
   Store fixtures and equipment                                     502,924
   Office furniture and equipment                                    88,519
                                                    -------      ----------
                                                                  1,719,473
   Less accumulated depreciation and
      amortization                                               (1,140,566)
                                                    -------      ----------
      Property and equipment, net                                   578,907
                                                    -------      ----------
Other assets:
   Deposits                                                          71,708
                                                    -------      ----------
      Total other assets                                             71,708
                                                    -------      ----------
Total                                                  $363        $835,684
                                                    -------      ----------
                                                    -------      ----------


                                      Continued

                             ORANGE COUNTY VENTURES, INC.
                         (Formerly, Auto Chek Centers, Inc.)

                       CONSOLIDATED BALANCE SHEETS - Continued

                              December 31, 1995 and 1994


                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                           1995          1994
                                                         -------        -------
Liabilities not subject to compromise:

Current liabilities:
   Accounts payable                                     $1,772          $6,400
   Accrued compensation                                                 30,164
   Accrued liabilities                                                  39,216
   Notes payable (Note 3)                                               24,104
                                                    ----------       ---------
      Total current liabilities                          1,772          99,884
                                                    ----------       ---------

Liabilities subject to compromise (Notes 1,4 and 6)                  1,014,312
                                                    ----------       ---------
Commitments and contingencies (Note 5)

Stockholders' equity (deficit ) (Notes 7 and 9):
   Common stock, $.01 par value;
      authorized, 10,000,000 shares; issued
      and outstanding, 9,800,250 shares at
      December 31, 1995 and 5,800,250 shares
      at December 31, 1994                              68,002          58,002
   Paid - in capital                                 2,362,508       2,362,508
   Accumulated deficit                              (2,431,919)     (2,699,022)
                                                    ----------       ---------
      Total stockholders' equity (deficit)              (1,409)       (278,512)
                                                    ----------       ---------
Total                                                     $363        $835,684
                                                    ----------       ---------
                                                    ----------       ---------


             See accompanying notes to consolidated financial statements

                             ORANGE COUNTY VENTURES, INC.
                         (Formerly, Auto Chek Centers, Inc.)

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                 For the Years Ended December 31, 1995, 1994 and 1993


                                              1995         1994          1993
                                           ---------     --------      --------
Discontinued operations as of
   May 5, 1995 (Note 1):

Net revenues (Note 2)                      $751,415    $2,004,326    $1,853,702
                                          ---------    ----------    ----------
Costs and expenses:
   Operating costs                          545,389     1,619,898     1,584,413
   General and administrative               137,140       324,787       353,385
                                          ---------    ----------    ----------
      Total costs and expenses              682,529     1,944,685     1,937,798
                                          ---------    ----------    ----------
Other (income) expense:
   Legal judgment (Note 5)                                273,255       (78,000)
   Interest expense, net                                   30,724        62,467
                                          ---------    ----------    ----------
      Total other (income) expense                        303,979       (15,533)
                                          ---------    ----------    ----------
Income (loss) before reorganization
   items                                     68,886      (244,338)      (68,563)
                                          ---------    ----------    ----------
Reorganization items (Notes 1 and 6):
   Professional fees                         64,595        53,720
   Loss on transfer of assets                              93,731
   Loss on sale of assets                   524,654
   Income from debt forgiveness            (787,466)
                                          ---------    ----------    ----------
      Total reorganization items           (198,217)      147,451
                                          ---------    ----------    ----------
Net income (loss) (Note 8)                 $267,103     ($391,789)     ($68,563)
                                          ---------    ----------    ----------
                                          ---------    ----------    ----------
Net income (loss) per share (Note 2)          $0.04        ($0.07)       ($0.01)
                                          ---------    ----------    ----------
                                          ---------    ----------    ----------
Weighted average shares
   outstanding (Note 2)                   6,466,917     5,800,250     5,800,250
                                          ---------    ----------    ----------
                                          ---------    ----------    ----------

             See accompanying notes to consolidated financial statements

                             ORANGE COUNTY VENTURES, INC.
                         (Formerly, Auto Chek Centers, Inc.)

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                 For the Years Ended December 31, 1995, 1994 and 1993


                                  Number of
                                Common share       Common     Paid - in    Accumulated
                                 Outstanding       Stock       Capital       Deficit         Total
                                ------------      --------   -----------  -------------    --------
Balance at January 1, 1993        5,800,250       $58,002    $2,362,508   ($2,238,670)     $181,840

Net loss                                                                      (68,563)      (68,563)
                                -----------       -------    ----------   -----------      --------
Balance at December 31, 1993      5,800,250        58,002     2,362,508    (2,307,233)      113,277

Net loss                                                                     (391,789)     (391,789)
                                -----------       -------    ----------   -----------      --------
Balance at December 31, 1994      5,800,250        58,002     2,362,508    (2,699,022)     (278,512)

Common stock issuance (Note 7)    4,000,000        10,000                                    10,000

Net income                                                                    267,103       267,103
                                -----------       -------    ----------   -----------      --------
Balance at December 31, 1995      9,800,250       $68,002    $2,362,508   ($2,431,919)      ($1,409)
                                -----------       -------    ----------   -----------      --------
                                -----------       -------    ----------   -----------      --------



             See accompanying notes to consolidated financial statements

                             ORANGE COUNTY VENTURES, INC.
                         (Formerly, Auto Chek Centers, Inc.)

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                 For the Years Ended December 31, 1995, 1994 and 1993

                                               1995          1994          1993
                                             --------     ---------      --------
Cash flows from operating activities:
 Net income ( loss) from discontinued
    operations                               $267,103     ($391,789)     ($68,563)
 Adjustments to reconcile net income
    (loss) to net cash provided by
    discontinued operations:
    Depreciation and amortization              30,661       173,479       214,876
    Loss on disposal of property and
       equipment                              674,654        93,731        15,607
    Income from debt forgiveness           (1,014,312)
    Changes in operating assets and
       liabilities:
       Prepaid expenses and other assets       (9,742)      (17,128)       10,847
       Smog certificate invent                    149        (1,331)        4,886
       Accounts payable                        (4,628)       32,796       (50,521)
       Accrued compensation                   (30,164)       20,226       (19,719)
       Accrued liabilities                    (39,216)      291,687        (5,458)
                                           ----------     ---------      --------
 Net cash provided by discontinued
    operations                               (125,495)      201,671       101,955
                                           ----------     ---------      --------
Cash flows from investing activities:
 Purchases of property and equipment                                       (6,883)
 Deposits and other assets                                    4,118        13,169
                                           ----------     ---------      --------
 Net cash provided by investing activities                    4,118         6,286
                                           ----------     ---------      --------

                                      Continued

                             ORANGE COUNTY VENTURES, INC.
                         (Formerly, Auto Chek Centers, Inc.)

                  CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

                 For the Years Ended December 31, 1995, 1994 and 1993

                                               1995          1994        1993
                                              ------       --------    --------
Cash flows from financing activities:
   Proceeds from issuance of common
      stock                                   10,000
   Proceeds from notes payable to
      stockholders                                                        67,500
   Repayment of notes payable to
      stockholders                                         (15,690)      (55,390)
   Repayment of notes payable                (24,104)      (14,307)      (58,818)
   Principal payments on line of credit
      from stockholder                                     (70,000)      (70,000)
                                           ---------      --------      --------
Net cash used in financing activities        (14,104)      (99,997)     (116,708)
                                           ---------      --------      --------
Net increase (decrease) in cash             (139,599)      105,792        (8,467)

Cash at beginning of year                    139,962        34,170        42,637
                                           ---------      --------      --------
Cash at end of year                             $363      $139,962       $34,170
                                           ---------      --------      --------
                                           ---------      --------      --------

Supplemental disclosure of cash flow
   information:

   Interest paid                                           $34,904       $57,223
                                           ---------      --------      --------
                                           ---------      --------      --------

   Income taxes paid                          $1,600        $1,600        $1,600
                                           ---------      --------      --------
                                           ---------      --------      --------

Supplemental schedule of noncash
   investing and financing activities:

    During 1994, the Company transferred to the lessor of the land underlying one of the Company's sites, the building and leasehold improvements in such site with a carrying value of $93,731 in exchange for the modification of the leases and related terms.

             See accompanying notes to consolidated financial statements

                             ORANGE COUNTY VENTURES, INC.
                         (Formerly, Auto Chek Centers, Inc.)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 1995, 1994 and 1993


NOTE 1 - GENERAL AND BASIS OF PRESENTATION

GENERAL

Orange County Ventures, Inc. (formerly, Auto Chek Centers, Inc.), a Delaware corporation, and its wholly owned subsidiary ( collectively referred to as the "Company") provided motor vehicle emission testing and computerized motor vehicle registration services through six company-owned service centers in Southern California. Operations were discontinued on May 5, 1995.

BANKRUPTCY FILING

On August 16, 1994, the Company filed a voluntary petition of reorganization with the U.S. Bankruptcy Court in the Central District of California (the Bankruptcy Court) for protection under Chapter 11 of Title 11 of the U.S. Bankruptcy Code (the Bankruptcy Code). The Company was subsequently authorized to conduct its business operations as a debtor - in - possession subject to the jurisdiction of the Bankruptcy Court.

Under Chapter 11 of the Bankruptcy Code, certain claims against the Company in existence prior to the filing of the petition for relief under the federal bankruptcy laws are stayed while the Company continues operations as a debtor - in - possession. These claims are reflected in the December 31, 1994 consolidated balance sheet as "liabilities subject to compromise" (see Note 6 ). Claims secured against the Company's assets (secured claims) also are stayed, although the holders of such claims have the right to move the Bankruptcy
Court for relief from the stay.


                                      Continued

                             ORANGE COUNTY VENTURES, INC.
                         (Formerly, Auto Chek Centers, Inc.)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

                 For the Years Ended December 31, 1995, 1994 and 1993


NOTE 1 - GENERAL AND BASIS OF PRESENTATION - CONTINUED

PLAN OF REORGANIZATION AND DISCONTINUED OPERATIONS

On May 5, 1995, the Company's Plan of Reorganization (the Plan) was confirmed by the Bankruptcy Court. The Plan included, among other things, the following provisions:

    (a) All of the outstanding common stock of the Company's wholly - owned subsidiary, ACC Motor Club, Inc., all other assets of the Company and all of the principal operations of the Company were sold to two officers and one employee of the Company in exchange for $200,000 in cash. The purchasers also assumed all liabilities of the Company as of that date.

    (b) All operating leases for sites and equipment were assumed by the purchasers.

    (c)     The Company changed its name to Orange County Ventures, Inc.

    (d) The proceeds from the sale of the subsidiary were used to satisfy the Company's obligations for pre - petition and post - petition liabilities.

Accordingly, subsequent to May 5, 1995, the Company no longer has any operations. The consolidated financial statements for all years presented reflect the Company's former business as discontinued operations. The Company intends to seek a merger with another company.


                                      Continued

                             ORANGE COUNTY VENTURES, INC.
                         (Formerly, Auto Chek Centers, Inc.)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

                 For the Years Ended December 31, 1995, 1994 and 1993


NOTE 1 - GENERAL AND BASIS OF PRESENTATION - CONTINUED

BASIS OF PRESENTATION

The consolidated financial statements are stated in conformity with accounting principles generally accepted in the United States of America. There would be no material differences affecting the consolidated financial statements had they been presented in conformity with accounting principals generally accepted in Canada. The rates of exchange of one U. S. dollar for an equivalent amount of Canadian currency at December 31, 1994 and 1993 were $1.40 and $1.33, respectively.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Orange County Ventures, Inc. (formerly, Auto Chek Centers, Inc.) and its wholly owned subsidiary. All significant intercompany accounts have been eliminated in consolidation.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and are depreciated over the estimated useful lives of the related assets, generally five to ten years. Leasehold improvements are amortized over the shorter of their useful lives or the life of the lease. Depreciation and amortization are computed using the straight - line method.

REVENUE RECOGNITION

Testing and registration service revenue is recognized when such service is rendered. Substantially all revenues are derived from testing services.


                                      Continued

                             ORANGE COUNTY VENTURES, INC.
                         (Formerly, Auto Chek Centers, Inc.)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

                 For the Years Ended December 31, 1995, 1994 and 1993


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), Accounting for
Income Taxes. This statement requires recognition of deferred tax liabilities and assets for the future consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. Measurement of deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting basis and the tax basis of the Company's assets and liabilities result in deferred tax assets, SFAS No. 109 requires evaluation of the probability of realization of the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed based on the weighted average number of common shares outstanding. Outstanding warrants and options are antidilutive for all years presented and, accordingly, are not included in the net loss per share computations.

NOTE 3 - NOTES PAYABLE

                                                        1995        1994
                                                    ------------------------
Equipment note payable to a bank in monthly
installments of approximately $2,270, including
interest, calculated at 2% above the bank's
reference rate, collateralized by equipment
with a cost of approximately $200,000.                             $24,104

Less current portion                                               (24,104)
                                                                ------------
                                                                        $0
                                                                ------------
                                                                ------------


                                      Continued

                             ORANGE COUNTY VENTURES, INC.
                         (Formerly, Auto Chek Centers, Inc.)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

                 For the Years Ended December 31, 1995, 1994 and 1993


NOTE 4 - RELATED PARTY TRANSACTIONS

LINE OF CREDIT FROM STOCKHOLDER

Effective December 16, 1989, a stockholder agreed to lend the Company a maximum of $500,000. During 1991, the maximum borrowings under this agreement were reduced to $295,000. The Company is required to pay
$10,000 a month plus interest, computed at 1% above a bank's prime interest rate. The outstanding balance under this agreement at December 31, 1994 was $155,000 and is included in liabilities subject to compromise in the accompanying consolidated balance sheet as of December 31, 1994 (see
Note 6).

LEASES FROM STOCKHOLDERS AND AFFILIATES

The Company leases from stockholders or entities affiliated with stockholders certain sites on which the Company has constructed and operates smog testing centers (see Notes 1 and 5).

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company leases its corporate offices, smog testing centers and certain equipment under noncancellable operating leases, which expire on various dates through 2009. Certain of the smog testing centers are constructed and operated on sites which are leased from stockholders or entities affiliated with the stockholders. The monthly lease obligation for the Company's sites is equal to the greater of the fixed minimum lease payments or payments based upon a percentage of monthly gross receipts. On May 5, 1995, the purchaser of ACC Motor Club assumed such leases (see Note 1).

Total rent expense charged to operations for the years ended December 31, 1995, 1994, and 1993 was $121,755, $380,552, and $363,563, respectively, of which $69,400, $219,173, and $176,904, respectively, was paid to related parties. Contingent rentals were insignificant during the periods presented.


                                      Continued

                             ORANGE COUNTY VENTURES, INC.
                         (Formerly, Auto Chek Centers, Inc.)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

                 For the Years Ended December 31, 1995, 1994 and 1993


NOTE 5 - COMMITMENTS AND CONTINGENCIES - Continued

LITIGATION

The Company was a defendant in a lawsuit whereby the plaintiff was seeking recovery of past and future rents in excess of $400,000 relating to the lease premises which the Company abandoned during 1991. During 1994, the court awarded the plaintiff damages in the amount of $273,254, which are included in liabilities subject to compromise in the accompanying consolidated balance sheet as of December 31, 1994 (see Note 6).

A claim filed against the Company in connection with the termination of a franchise agreement was settled in binding arbitration during 1991 in favor of the Company. The award for legal fees and punitive damages of $78,000 was received in 1993 and accordingly, was recognized by the Company in the accompanying consolidated statement of operations for the year ended
December 31, 1993.

NOTE 6 - LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise as a result of filing for protection under Chapter 11 of the U.S. Bankruptcy Code (see Note 1) consist of the following at December 31, 1994:

            Accounts payable                    $192,969
            Accrued liabilities                   16,870
            Legal judgement                      273,254
            Notes payable to stockholders        333,070
            Line of credit from stockholder      155,000
            Accrued compensation                  43,149
                                             ------------
                                              $1,014,312
                                             ------------
                                             ------------


                                      Continued

                             ORANGE COUNTY VENTURES, INC.
                         (Formerly, Auto Chek Centers, Inc.)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

                 For the Years Ended December 31, 1995, 1994 and 1993


NOTE 7 - COMMON STOCK ISSUANCE, WARRANTS AND STOCK OPTIONS

COMMON STOCK TRANSACTION

On October 30, 1995, the Company issued 4,000,000 shares of common stock of the Company to the purchaser of ACC Motor Club, Inc. (the former wholly - owned subsidiary of the Company) at an issuance price of $.0025 pre share for a total consideration of $10,000. The stock issuance was conditioned upon the agreement that the shares would be redeemed by the Company at the issuance price upon the merger of Orange County Ventures, Inc. with another company.

WARRANTS AND STOCK OPTIONS

Effective January 1, 1994, options were granted to an officer and to two employees of the Company to purchase a total of 125,000 shares of the Company's common stock at $.15 Canadian per share (equivalent to $.11 U.S. per share at December 31, 1994), exercisable for a period of ten years. At the date of issuance, the exercise price of the options approximated the fair value of the underlying shares. None of the options had been exercised as of December 31, 1995. All previously issued options and warrants expired during 1993.

NOTE 8 - INCOME TAXES

There was no income tax provisions, other than state minimum taxes of $1,600, for the years ended December 31, 1995,1994, and 1993 as a result of the losses from operations. Income tax expense differed from the expected income tax benefit by applying the statutory federal tax rate primarily as a result of the change in the beginning - of - the - year balance of the valuation allowance for deferred tax assets allocated to income tax benefit.



                                      Continued

                             ORANGE COUNTY VENTURES, INC.
                         (Formerly, Auto Chek Centers, Inc.)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

                 For the Years Ended December 31, 1995, 1994 and 1993


NOTE 8 - INCOME TAXES - CONTINUED

The tax effects of temporary differences that give rise to significant portions of the deferred taxes at December 31, 1995 is presented below:

Deferred tax assets:
      Net operating loss carryforward      $822,000
      Less valuation allowance             (822,000)
                                        ------------
      Net deferred tax                           $0
                                        ------------
                                        ------------

The valuation allowance for deferred tax assets as of January 1, 1995 was approximately $929,000. The net change in the total valuation allowance for the year ended December 31, 1995 was a decrease of $107,000.

At December 31, 1995, the Company had net operating loss carryforwards for federal and state income tax purposes of $2,248,000 and $937,000, respectively, which expire through the year 2009.

Due to the change in ownership provision of the Tax Reform Act of 1986, net operating loss carryforwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 9 - SUBSEQUENT EVENT

On December 5, 1996, the Company signed a letter of intent to merge with another company pursuant to a tax free exchange through a plan of reorganization in accordance with Section 351 of the Internal Revenue Code. Under the Plan of Reorganization, the 4,000,000 shares of common stock issued by the Company during 1995 would be repurchased by the Company at the issuance price and canceled, and the remaining 5,800,250 shares outstanding would be reverse split (1) new share for (5.8) old shares resulting in 1,000,000 shares issued and outstanding. The Company would then acquire all of the issued and outstanding shares of the other company in exchange for 9,000,000 shares of the common stock of the Company. The effect of this merger is that the present stockholders of the Company would have a 10% ownership interest in the merged company. The Plan of Reorganization and Merger is subject to the approval of the stockholders of both companies.

                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  LIST OF EXHIBITS FILED AS A PART OF THIS REPORT.

    *3.1 Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company's Registration Statement on Form S-18 (No. 33-25085-LA), effective December 14, 1988 and incorporated herein by this reference.

    *3.2 Bylaws of the Company, filed as Exhibit 3.2 to the Registration Statement on Form S-18 (No. 33-25085-LA), effective December 14, 1988, and incorporated herein by this reference.

    *10.4     CVR Software License and maintenance Agreement, filed as Exhibit
              10.5 to the Company's Registration Statement on Form S-18 (No. 33-25085-LA), effective December 14, 1988, and incorporated herein by this reference.

    *10.6 Ground Lease for West Los Angeles Center dated July 2, 1984 and Amendment dated April 30, 1986 between the Company and Kramerson Ltd., a California Limited Partnership, filed as Exhibit 10.7 to the Company's Registration Statement on Form S-18 (No. 33-25085-LA), effective December 14, 1988, and incorporated herein by this reference.

    *10.7 Ground Lease for Fullerton Center dated January 15, 1986 and Amendment thereto dated May 12, 1985 between the Company and Snyder Investment Trust, filed as Exhibit 10.8 to the Company's Registration Statement on Form S-18 (No. 33-25085-LA), effective December 14, 1988, and incorporated herein by this reference.

    *10.8 Standard Industrial Lease for Stanton Center dated June 20, 1986, between the Company and Michael K. Daskalakis, M.D., filed as
              Exhibit 10.9 to the Company's Registration Statement on Form S-18 (No. 33-25085-LA), effective December 14, 1988, and incorporated herein by this reference.

    *10.9 Ground Lease for the Hollywood Center dated January 1, 1988, between the Company and W.G.K., Inc., a California corporation, filed as Exhibit 10.10 to the Company's Registration Statement on Form S-18 (No. 33-25085-LA), effective December 14, 1988, and incorporated herein by this reference.

    *10.10 Ground Lease for the Covina Center dated June 30, 1988, between the Company and Abrose Wehner, filed as Exhibit 10.11 to the Company's Registration Statement on Form S-18 (No. 33-25085-LA), effective December 14, 1988, and incorporated herein by this reference.

    *10.11 Ground Lease for the Manhattan Beach Center dated December 7, 1988, between the Company and L.J. McEntyre and C.M. McEntyre, filed as Exhibit 10.13 to the Company's Registration Statement on Form S-18 (No. 33-25085-LA), effective December 14, 1988, and incorporated herein by this reference.

    *10.13 Commitment Letter dated December 14, 1989, by and between Lawrence Goodman and Auto Chek Centers, Inc., and Loan Agreement dated December 16, 1989, by and between Lawrence Goodman and Auto Chek Centers, Inc., filed as Exhibit 10.12 to the Company's 1989 Annual Report on Form 10-K and incorporated herein by this reference.

    *10.14 Ground Lease for the Santa Ana Center dated October 31, 1989 between the Company and the Fishman Family Trust, filed as
              Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1990, and incorporated herein by this reference

    *10.15 Ground Lease for the San Diego Center dated April 4, 1990, between the Company and Dixieline Lumber Company, a Delaware corporation, filed as Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1990, and incorporated herein by this reference.

    *10.16 Ground Lease for the La Jolla Center dated April 25, 1990 between the Company and VTL, Inc., a Nevada corporation, filed as Exhibit
              10.15 to the Company's quarterly Report on Form 10-Q for the period ended June 30, 1990, and incorporated herein by this reference.

    *10.17 Ground Lease for the Torrance Center dated July 9, 1990, between the Company and Jiffy Lube International of Maryland, Inc., filed as Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1990, and incorporated herein by this reference.

    *10.18 Corporate Offices Sublease Agreement dated February 6, 1991 between the Company and Morgan & Morgan, Inc., filed as Exhibit
              10.18 to the Company's 1990 Annual report on form 10-K and incorporated herein by this reference.

    *10.19 Amendment to Ground Lease for Santa Ana Center dated May 17, 1990, filed as Exhibit 10.19 to the Company's 1990 Annual Report on Form 10-K and incorporated herein by this reference.

    *10.20 Note - Installment dated January 1, 1990 and General Security Agreement dated December 9, 1987 for $500,000 loan from the Bank of Montecito, filed as Exhibit 10.20 to the Company's 1990 Annual report on Form 10-K and incorporated herein by this reference.

    *10.22 Note - Installment dated August 20, 1990 and General Security Agreement dated August 20, 1990 for $102,000 loan from The Bank of Montecito, filed as Exhibit 10.22 to the Company's 1990 Annual Report on Form 10-K and incorporated herein by this reference.

    *10.23 Amendment to the Commitment Letter dated December 14, 1989 by and between Lawrence Goodman and Auto Chek Centers, Inc. and Loan Agreement dated December 16, 1989 by and between Lawrence Goodman and Auto Chek Centers, Inc., filed as Exhibit 10.23 to the Company's 1992 Annual Report on Form 10-K and incorporated herein by this reference.

    *10.24 Corporate Offices Lease Agreement dated August 13, 1993 between the Company and Koll Management Services.

    *22.1 Subsidiaries of the Company: ACC Motor Club (formerly Auto Chek Smog Laboratories I, Inc.), a California corporation, dba ACC, Auto Chek and Auto Convenience Centers.

    *10.25 Rental agreement between WGK Inc. and Auto Chek Centers, Inc. dated December 1, 1994.

    *10.26 Notice of Hearing on Confirmation of Proposed Chapter 11 Plan, etc. First Amended Plan of Reorganization.

    *10.27 Stipulation for an Order Conditioning the Automatic Stay and order Thereon between VW Credit and Auto Chek Centers, Inc.

    *10.28    Amendment to Lease for the Fullerton Center dated November 17,
              1995.

    *10.29 Amendment to the Ground Lease for the Manhattan Beach Center dated October 19, 1994.

    *10.30 Amendment to the Ground Lease for the Santa Ana Center dated January 5, 1995.

    *10.31    Plan of Reorganization.

    *10.32 Findings of Fact and Conclusion of Law on Confirmation of Chapter 11 Plan; Order thereon.

     27.1     Financial Data Schedule


*Previously filed.


(b) REPORTS ON FORM 8-K.

    Inapplicable.

                                      SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ORANGE COUNTY VENTURES, INC.



Dated:  March 11, 1997                 By:  /S/ RICHARD G. FUCHS
        ---------                         -------------------------------------
                                            Richard G. Fuchs, President


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                          Title                    Date
---------                          -----                    ----

                             President, CEO, CFO
                             and Chairman of the
  /s/ RICHARD G. FUCHS       Board                    March 11, 1997
---------------------------                           ---------
Richard G. Fuchs



                             Vice President,
  /s/ JOHN E. WILSON         Secretary and Director   March 11, 1997
---------------------------                           ---------
John E. Wilson