Form 10-K405
period 1996-12-31
ORANGE COUNTY VENTURES INC
filed 1997-03-19
CIK 841715

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1996

                                          or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

Commission File Number:   0-17432
                       ------------

                             ORANGE COUNTY VENTURES, INC.
                    ----------------------------------------------
                (Exact name of registrant as specified in its charter)

              Delaware                                     95-3915600
         ------------------                           ---------------------
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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Estimated aggregate market value of the voting stock held by nonaffiliates of the registrant: 0, or negligible (See Item 3, Legal Proceedings).

    At February 28, 1997, the Registrant had 9,800,250 shares of its common stock outstanding.

    DOCUMENTS INCORPORATED BY REFERENCE: Part IV incorporates by reference certain exhibits filed with the Registrant's Registration Statement on Form S-18 (No. 33-25085-LA).

                                        PART I

ITEM 1.  BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS.

    Orange County Ventures, Inc. (the "Company") is a Delaware corporation formed on January 18, 1988, as successor to Auto Chek Smog Laboratories, Inc., a California corporation, which was incorporated on May 2, 1984, and which changed its name to Auto Convenience Centers of America, Inc. on March 13, 1986. In May 1995, the Company changed its name from Auto Chek Centers, Inc. The securities of the Company are listed on the Vancouver Stock Exchange. On July 12, 1995, a Cease Trade Order was issued by British Columbia Securities Commission for failure to file the required reports.

    On August 16, 1994, the Company filed for protection under Chapter 11 of the United States Bankruptcy Act. On April 17, 1995, the Plan of Reorganization ("Plan") was confirmed and the order was entered on May 5, 1995. Pursuant to the Plan, all of the outstanding stock of the Company's operating subsidiary, ACC Motor Club, Inc., was cancelled and in exchange for a $200,000 cash contribution to the Company, Richard G. Fuchs, President and Director ("Plan Proponent") was issued 100% of the newly issued and outstanding common stock of ACC Motor Club, Inc. After May 5, 1995, the business of ACC Motor Club, Inc. was operated by the Plan Proponent for his sole benefit. To implement the Plan, the Company used all of its available funds to satisfy claims of its creditors.

    As of May 5, 1995, the Company no longer has any operations.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

    Until May 5, 1995, the Company competed in one industry segment which was motor vehicle emissions testing and certification as well as vehicle transfer, registration and renewal services. As a result of the implementation of the Plan, the Company no longer has any operations or operating assets.

(c) NARRATIVE DESCRIPTION OF BUSINESS.

    After May 5, 1995, the Company had no employees and no operations.

ITEM 2.  PROPERTIES

    The Company's principal executive offices are located on Sky Park Circle Drive at the Airport Business Center in Irvine, California. The Company currently occupies approximately 100 square feet on a month-to-month oral rent free sublease. The Company does not pay any rent to ACC Motor Club, Inc. which is the lessee of the premises.

    All of the leases and buildings were transferred with the cancellation and reissuance of the stock of ACC Motor Club, Inc. to the Plan Proponent pursuant to the Plan.

ITEM 3.  LEGAL PROCEEDINGS

    On August 16, 1994, the Company filed a petition for reorganization under Chapter 11 of the Federal Bankruptcy Act. The Company was assigned two case numbers (SA94-18348LR and SA94-18349LR). On April 17, 1995, the Company's Plan was confirmed and the order was entered on May 5, 1995. Under the Plan, all the Company's assets were transferred to its subsidiary, and all the common stock of the subsidiary were cancelled and reissued to Richard G. Fuchs, President and Director in exchange for $200,000 which was disbursed to the Company's creditors.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1996.


                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) MARKET INFORMATION.

    The Company's common stock, par value $.01 per share (the "Common Stock"), was initially listed on the Vancouver Stock Exchange ("VSE") on December 6, 1988. The Common Stock was registered on a Form S-18 Registration Statement which became effective on December 14, 1988 (File No. 33-25085-LA). Prior to December 6, 1988, there had been no public market for the Common Stock. The Company's Common Stock was thinly traded in the over-the-counter market and reported in the "pink sheets" in the United States, however, there is no established public trading market in the United States and reliable high and low bid quotations for the United States market are not available. The nominal volume of the trading and price do not reflect any significant market.

    Until March 1996 the Company's Common Stock was traded on the VSE.
However, the Company failed to file all the necessary VSE reports in a timely manner. On July 12, 1995 a Cease Trade Order was issued by the British Columbia Securities Commission. The last trade for the Company's Common Stock was at $.0018 in May 1996. The Company believes there is no current market for the stock.

(b) HOLDERS.

    As of February 28, 1997, there were approximately 175 record holders of the Common Stock. The Company believes that a large number of its beneficial owners are holding their Common Stock in "street name."

(c) DIVIDENDS.

    The Company has never declared or paid any cash dividends on its Common Stock and does not intend to declare or pay any cash dividend in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

    The following selected financial information was abstracted from the financial statements and notes thereto included elsewhere in this Form 10-K and from previously published financial information of the Company not appearing herein. Comparisons to previous years should not be made since as of May 6, 1995 the Company no longer has any revenue producing operations.

                                YEAR ENDED DECEMBER 31
                                ----------------------

BALANCE SHEET DATA                             1996        1995          1994
                                               ----        ----          ----
Working Capital                              $ 4,667     $ (1,409)    $ 85,185
Total Assets                                  11,965          363      835,684
Long Term Obligations                              0            0            0
Stockholders Equity (deficit)                 (4,667)      (1,409)    (278,512)

OPERATING STATEMENT DATA

Net Revenues                                  25,000      751,415    2,004,326
Operating Costs                                    0      545,389    1,619,898
General and Administrative                    28,258      137,140      324,787
Other Income (expense)                             0            0      303,979
Income (loss) before Reorganization Items     (3,258)      68,886     (244,338)
Reorganization Items:
  Professional Fees                                0       64,595       53,720
  Loss on Transfer of Assets                       0            0       93,731
  Loss on Sale of Assets                           0      524,654            0
  Income from Debt Forgiveness                     0     (787,446)           0

Total Reorganization Items                         0     (198,217)     147,451

Net Income (loss)                             (3,258)     267,103     (391,789)

Net Income (loss) per share                      .00          .04         (.07)

Weighted average shares outstanding        9,800,250    6,466,917    5,800,250

    Until May 5, 1995, the Company had both revenues and expenses from its operating subsidiary ACC Motor club, Inc. These revenues and expenses are reflected in column (2) figures. All cash flow for the period of January 1, 995 through May 5, 1995 were used for the benefit of the creditor's under the Chapter 11 proceedings.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the years ended December 31, 1996 compared to the year ended December 31, 1995:

LIQUIDITY AND CAPITAL RESOURCES

    As a result of the conclusion of the Chapter 11 Plan, all of the operating assets of the Company were transferred to the Plan Proponent and all of the Company's cash was used to satisfy claims of creditors and costs of administration. The Company's only sources of liquidity were a non-refundable advance of $25,000 paid by a proposed merger candidate and $10,000 paid by ACC Motor Club, Inc. for the purchase of capital stock on October 30, 1995. The capital stock will be redeemed for $10,000 if the merger is consummated. ACC does not intend to advance any additional funds and there can be no assurances that any other source of working capital will be available to the Company in the future.

RESULTS OF OPERATIONS

    As of May 6, 1995, the Company no longer had any revenue producing operations. Since May 6, 1995, the Company has incurred accounting expenses associated with preparation of financial statements, legal expenses in connection with proposed reorganizations with operating companies, transfer agent fees and other general and administrative costs of maintaining the shell corporation for eventual sale. The expenses incurred in the fiscal year ended December 31, 1996 for such activities was approximately $28,000.

    No meaningful comparison can be made to 1995 in that during the period August 16, 1994 until May 6, 1995 the Company operated for the benefit of creditors during the pendency of the Chapter 11 bankruptcy proceeding. Activities for 1994 are similarly non-comparable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             ORANGE COUNTY VENTURES, INC.

               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                            Page
                                                                            ----
Independent Auditors Report....................................................7
Consolidated Balance Sheets as of December 31, 1996 and 1995...................9
Consolidated Statements of Operations for the Years Ended
  December 31, 1996, 1995 and 1994............................................10
Consolidated Statements of Stockholders' Equity for the Years
  Ended December 31, 1996, 1995 and 1994......................................11
Consolidated Statement of Cash Flows for the Years Ended
  December 31, 1996, 1995 and 1994............................................12
Notes to Consolidated Financial Statements....................................14

                                 [Letterhead]





                             INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Orange County
   Ventures, Inc. (Formerly, Auto Chek Centers, Inc.):

We have audited the accompanying consolidated balance sheets of Orange
County Ventures, Inc. (formerly, Auto Chek Centers, Inc.) and its subsidiary (the Company) as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Orange County Ventures, Inc. (formerly Auto Chek Centers, Inc.) as of December 31, 1994, were audited by other auditors whose report, dated July 18, 1995, expressed an unqualified opinion on those consolidated statements.

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

In our opinion, the 1996 and 1995 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orange County Ventures, Inc. (formerly, Auto Chek Centers, Inc.) and its subsidiary at December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements , the Company's Plan of Reorganization was confirmed by the U.S. Bankruptcy Court on May 5, 1995. As part of the Plan of Reorganization, the Company sold the outstanding common stock of its wholly owned subsidiary which conducted substantially all of the Company's operations. Accordingly, as of May 5, 1995, the Company has no operations. As discussed in Note 7 to the consolidated financial statements, on December 5, 1996, the Company signed a letter of intent to merge with another company subject to the terms of the agreement and approval of the stockholders of both companies.




  /s/ Donald R. Sterner


February 14, 1997

                             ORANGE COUNTY VENTURES, INC.
                         (Formerly, Auto Chek Centers, Inc.)

                             CONSOLIDATED BALANCE SHEETS

                              December 31, 1996 and 1995



                                        ASSETS

                                                    1996        1995
                                                 ------------ -----------
Current assets:
   Cash                                              $11,965        $363
                                                 ------------ -----------
Total                                                $11,965        $363
                                                 ------------ -----------
                                                 ------------ -----------

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                    1996        1995
                                                 ------------ -----------
Current liabilities:
   Accounts payable                                  $15,432      $1,772
   Accrued liabilities                                 1,200
                                                 ------------ -----------
      Total current liabilities                       16,632       1,772
                                                 ------------ -----------
Commitments and contingencies (Note 4)

Stockholders' equity (deficit) (Notes 5 and 7):
   Common stock, $.01 par value;
      authorized, 10,000,000 shares; issued
      and outstanding, 9,800,250 shares at
      December 31, 1996 and 1995                      68,002      68,002
   Paid - in capital                               2,362,508   2,362,508
   Accumulated deficit                            (2,435,177) (2,431,919)
                                                 ------------ -----------
      Total stockholders' equity (deficit)            (4,667)     (1,409)
                                                 ------------ -----------
Total                                                $11,965        $363
                                                 ------------ -----------
                                                 ------------ -----------


See accompanying notes to consolidated financial statements

                             ORANGE COUNTY VENTURES, INC.
                         (Formerly, Auto Chek Centers, Inc.)

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                 For the Years Ended December 31, 1996, 1995 and 1994


                                          1996        1995        1994
                                       ----------- ------------ -----------
Discontinued operations as of
   May 5, 1995 (Note 1):

Net revenues (Note 2)                      $25,000    $751,415  $2,004,326
                                       ----------- ----------- -----------
Costs and expenses:
   Operating costs (Note 3)                            545,389   1,619,898
   General and administrative               28,258     137,140     324,787
                                       ----------- ----------- -----------
      Total costs and expenses              28,258     682,529   1,944,685
                                       ----------- ----------- -----------
Other (income) expense:
   Legal judgment (Note 4)                                         273,255
   Interest expense, net                                            30,724
                                       ----------- ----------- -----------
      Total other (income) expense                                 303,979
                                       ----------- ----------- -----------
Income (loss) before reorganization
   items                                    (3,258)     68,886    (244,338)
                                       ----------- ----------- -----------
Reorganization items (Note 1):
   Professional fees                                    64,595      53,720
   Loss on transfer of assets                                       93,731
   Loss on sale of assets                              524,654
   Income from debt forgiveness                       (787,466)
                                       ----------- ----------- -----------
      Total reorganization items (net)           0    (198,217)    147,451
                                       ----------- ----------- -----------
Net income (loss) (Note 6)                 ($3,258)   $267,103   ($391,789)
                                       ----------- ----------- -----------
                                       ----------- ----------- -----------
Net income (loss) per share (Note 2)         $0.00       $0.04      ($0.07)
                                       ----------- ----------- -----------
                                       ----------- ----------- -----------
Weighted average shares
   outstanding (Note 2)                  9,800,250   6,466,917   5,800,250
                                       ----------- ----------- -----------
                                       ----------- ----------- -----------

             See accompanying notes to consolidated financial statements

                             ORANGE COUNTY VENTURES, INC.
                         (Formerly, Auto Chek Centers, Inc.)

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                 For the Years Ended December 31, 1996, 1995 and 1994


                                 Number of
                                Common shares   Common    Paid - in   Accumulated
                                 Outstanding     Stock     Capital      Deficit      Total
                                ------------- ---------- ----------- ------------ -----------
Balance at January 1, 1994          5,800,250    $58,002  $2,362,508  ($2,307,233)   $113,277

Net loss                                                                 (391,789)   (391,789)
                                ------------- ---------- ----------- ------------ -----------
Balance at December 31, 1994        5,800,250     58,002   2,362,508   (2,699,022)   (278,512)

Common stock issuance (Note 5)      4,000,000     10,000                               10,000

Net income                                                                267,103     267,103
                                -------------- --------- ----------- ------------ -----------
Balance at December 31, 1995        9,800,250     68,002   2,362,508   (2,431,919)     (1,409)

Net loss                                                                   (3,258)     (3,258)
                                -------------- --------- ----------- ------------ -----------
Balance at December 31, 1996        9,800,250    $68,002  $2,362,508  ($2,435,177)    ($4,667)
                                -------------- --------- ----------- ------------ -----------
                                -------------- --------- ----------- ------------ -----------

              See accompanying notes to consolidated financial statements

                             ORANGE COUNTY VENTURES, INC.
                         (Formerly, Auto Chek Centers, Inc.)

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                 For the Years Ended December 31, 1996, 1995 and 1994


                                              1996         1995        1994
                                            ----------- ----------- -----------
Cash flows from operating activities:
 Net income (loss) from discontinued
   operations                                   ($3,258)   $267,103   ($391,789)
 Adjustments to reconcile net income
   (loss) to net cash provided by
   discontinued operations:
   Depreciation and amortization                             30,661     173,479
   Loss on disposal of property and
     equipment                                              674,654      93,731
   Income from debt forgiveness                          (1,014,312)
   Changes in operating assets and
     liabilities:
     Prepaid expenses and other assets                       (9,742)    (17,128)
     Smog certificate inventory                                 149      (1,331)
     Accounts payable                            13,660      (4,628)     32,796
     Accrued compensation                                   (30,164)     20,226
     Accrued liabilities                          1,200     (39,216)    291,687
                                            ----------- ----------- -----------
 Net cash provided by discontinued
   operations                                    11,602    (125,495)    201,671
                                            ----------- ----------- -----------
Cash flows from investing activities:
 Deposits and other assets                                                4,118
                                            ----------- ----------- -----------
 Net cash provided by investing activities                                4,118
                                            ----------- ----------- -----------




                                      Continued

                             ORANGE COUNTY VENTURES, INC.
                         (Formerly, Auto Chek Centers, Inc.)

                  CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

                 For the Years Ended December 31, 1996, 1995 and 1994


                                             1996        1995        1994
                                          ----------- ----------- -----------
Cash flows from financing activities:
   Proceeds from issuance of common
      stock                                                10,000
   Repayment of notes payable to
      stockholders                                                    (15,690)
   Repayment of notes payable                             (24,104)    (14,307)
   Principal payments on line of credit
      from stockholder                                                (70,000)
                                          ----------- ----------- -----------
Net cash used in financing activities                     (14,104)    (99,997)
                                          ----------- ----------- -----------
Net increase (decrease) in cash                11,602    (139,599)    105,792

Cash at beginning of year                         363     139,962      34,170
                                          ----------- ----------- -----------
Cash at end of year                           $11,965        $363    $139,962
                                          ----------- ----------- -----------
                                          ----------- ----------- -----------

Supplemental disclosure of cash flow
   information:

   Interest paid                                                      $34,904
                                          ----------- ----------- -----------
                                          ----------- ----------- -----------

   Income taxes paid                             $800      $1,600      $1,600
                                          ----------- ----------- -----------
                                          ----------- ----------- -----------

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

                 For the Years Ended December 31, 1996, 1995 and 1994


NOTE 1 - GENERAL AND BASIS OF PRESENTATION

GENERAL

Orange County Ventures, Inc. (formerly, Auto Chek Centers, Inc.), a Delaware corporation, and its wholly owned subsidiary ( collectively referred to as the "Company") provided motor vehicle emission testing and computerized motor vehicle registration services through six company-owned service centers in Southern Califirnia. Operations were discontinued on May 5, 1995.

BANKRUPTCY FILING

On August 16, 1994, the Company filed a voluntary petition of reorganization with the U.S. Bankruptcy Court in the Central District of California (the Bankruptcy Court) for protection under Chapter 11 of Title 11 of the U.S. Bankruptcy Code (the Bankruptcy Code). The Company was subsequently authorized to conduct its business operations as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court.

Under Chapter 11 of the Bankruptcy Code, certain claims against the Company in existence prior to the filing of the petition for relief under the federal bankruptcy laws are stayed while the Company continues operations as a debtor-in-possession. Claims secured against the Company's assets (secured claims) also are stayed, although the holders of such claims have the right to move the Bankruptcy Court for relief from the stay.











                                      Continued

                             ORANGE COUNTY VENTURES, INC.
                         (Formerly, Auto Chek Centers, Inc.)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

                 For the Years Ended December 31, 1996, 1995 and 1994


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

    (c)     The Company changed its name to Orange County Ventures, Inc.

    (d) The proceeds from the sale of the subsidiary were used to satisfy the Company's obligations for pre-petition and post-petition liabilities.

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

                 For the Years Ended December 31, 1996, 1995 and 1994


NOTE 1 - GENERAL AND BASIS OF PRESENTATION - CONTINUED

BASIS OF PRESENTATION

The consolidated financial statements are stated in conformity with accounting principles generally accepted in the United States of America. There would be no material differences affecting the consolidated financial statements had they been presented in conformity with accounting principals generally accepted in Canada. The rate of exchange of one U. S. dollar for an equivalent amount of Canadian currency at December 31, 1994 was $1.40.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Orange County Ventures, Inc. (formerly, Auto Chek Centers, Inc.) and its wholly owned subsidiary. All significant intercompany accounts have been eliminated in consolidation.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and are depreciated over the estimated useful lives of the related assets, generally five to ten years. Leasehold improvements are amortized over the shorter of their useful lives or the life of the lease. Depreciation and amortization are computed using the straight-line method.

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

                 For the Years Ended December 31, 1996, 1995 and 1994


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

NOTE 3 - RELATED PARTY TRANSACTIONS

LEASES FROM STOCKHOLDERS AND AFFILIATES

The Company leases from stockholders or entities affiliated with stockholders certain sites on which the Company has constructed and operates smog testing centers (see Notes 1 and 4).





                                      Continued

                             ORANGE COUNTY VENTURES, INC.
                         (Formerly, Auto Chek Centers, Inc.)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                 For the Years Ended December 31, 1996, 1995 and 1994


NOTE 4 - COMMITMENTS AND CONTINGENCIES

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

Total rent expense charged to operations for the years ended December 31, 1995, and 1994 was $121,755, and $380,552, respectively, of which $69,400, and $219,173, respectively, was paid to related parties. Contingent rentals were insignificant during the periods presented.

LITIGATION

The Company was a defendant in a lawsuit whereby the plaintiff was seeking recovery of past and future rents in excess of $400,000 relating to the lease premises which the Company abandoned during 1991. During 1994, the court awarded the plaintiff damages in the amount of $273,254, which were included in liabilities subject to compromise in the bankruptcy reorganization.

NOTE 5 - COMMON STOCK ISSUANCE, WARRANTS AND STOCK OPTIONS

COMMON STOCK TRANSACTION

On October 30, 1995, the Company issued 4,000,000 shares of common stock of the Company to the purchaser of ACC Motor Club, Inc. (the former wholly-owned subsidiary of the Company) at an issuance price of $.0025 pre share for a total consideration of $10,000. The stock issuance was conditioned upon the agreement that the shares would be redeemed by the Company at the issuance price upon the merger of Orange County Ventures, Inc. with another company.


                                      Continued

                             ORANGE COUNTY VENTURES, INC.
                         (Formerly, Auto Chek Centers, Inc.)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

                 For the Years Ended December 31, 1996, 1995 and 1994


NOTE 5 - COMMON STOCK ISSUANCE, WARRANTS AND STOCK
  OPTIONS - CONTINUED

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

NOTE 6 - INCOME TAXES

There was no income tax provisions, other than state minimum taxes of $800 and $1,600 for the years ended December 31, 1996, 1995, and 1994 as a result of the losses from operations. Income tax expense differed from the expected income tax benefit by applying the statutory federal tax rate primarily as a result of the change in the beginning-of-the-year balance of the valuation allowance for deferred tax assets allocated to income tax benefit.

The tax effects of temporary differences that give rise to significant portions of the deferred taxes at December 31, 1996 is presented below:

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
                                 ------------
                                 ------------



                                      Continued

                             ORANGE COUNTY VENTURES, INC.
                         (Formerly, Auto Chek Centers, Inc.)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

                 For the Years Ended December 31, 1996, 1995 and 1994


NOTE 6 - INCOME TAXES - CONTINUED

At December 31, 1996, the Company had net operating loss carryforwards for federal and state income tax purposes of $2,300,000 and $817,000, respectively, which expire through the year 2009.

Due to the change in ownership provision of the Tax Reform Act of 1986, net operating loss carryforwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 7 - MERGER AND REORGANIZATION

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Inapplicable.

                                       PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) and (b)   IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS.

    The directors and executive officers of the Company are as follows:

                              Positions               Director Term
Name               Age       and Offices                Expires (1)
----               ---       -----------              -------------
Richard G. Fuchs   71        President, CEO, CFO          1998
                             and Chairman of the
                             Board

John E. Wilson     50        Vice President,              1997
                             Secretary and Director

James Paul         58        Director                     1996


(1) Officers are elected to one year terms. Directors serve for three year terms. Due to the staggered terms of directors, the initial terms of any new directors, in the event the Board is expanded, may be less than three years. Since the stockholders and the Company's business currently are centered principally in the State of California, Section 2115 of the California Corporations Code (the "Code") requires the Company to comply with the provisions of Section 301 of the Code prescribing annual elections for directors.

(c) IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES.

    Other than those officers set forth above, no other persons are expected to make significant contributions to the business of the Company.

(d) FAMILY RELATIONSHIPS.

    Inapplicable.

(e) BUSINESS EXPERIENCE.

    RICHARD G. FUCHS, PRESIDENT, CEO, CFO, AND CHAIRMAN OF THE BOARD

    Mr. Fuchs joined the Company as President and Chief Executive Officer on November 1, 1987. Until 1987, he served as President and Chief Executive Officer of The Enterprise Companies located in Wheeling, Illinois, a worldwide trade and industrial paint manufacturer. His career with The Enterprise Companies, from 1961 to 1987, included responsibilities as National Sales Manager, Executive Vice President and Divisional President. In 1987, he did private management consulting for two manufacturers of consumer products (Adam's Brush, a Brooklyn, New York, paint and brush roller manufacturer, and Altra Corporation, a Chicago, Illinois, plastic container manufacturer), positioning them to successfully sell their respective products to retail chain outlets.
Mr. Fuchs has been a director of the Company since March 1988.

    JOHN E. WILSON, VICE PRESIDENT, SECRETARY AND DIRECTOR

    Mr. Wilson was a co-founder of the Company in 1983 and acted as President and director from May 1984 until November 1987, except for the period of August 1986 to October 1986, when Fred Molnar acted as President. Richard G. Fuchs joined the Company as President in November 1987 and Mr. Wilson became Vice President. Mr. Wilson became Secretary of the Company in 1988 and a director in February 1990. From December 1976 to June 1984, he owned and operated a successful automobile repair company, "Auto Tech," located in Redondo Beach, California. Auto Tech was sold in 1984. Between 1984 and 1995, Mr. Wilson devoted full time to the development of the Company.

    JAMES PAUL, DIRECTOR

    Mr. Paul is a partner in the Los Angeles law firm of Fulwider, Patton, Lee & Utecht, specializing in litigation of patent trademarks and copyright matters. He has extensive automotive experience, government contracting, licensing of technology and negotiation of development agreements between corporations. Mr. Paul has been with this firm since 1986.

(f) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.

    Inapplicable.

(g) COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

    No person was subject to Section 16 of the Exchange Act with respect to the Company and failed to file a report required by Section 16(a) on a timely basis during the most recent fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

    No person received any compensation for services rendered to the Company during the fiscal year ended December 31, 1996.

    COMPENSATION PURSUANT TO PLANS. There were no grants or awards of stocks options or stock appreciation rights to any named executive officer during the fiscal year ended December 31, 1996. In addition, during the fiscal year ended December 31, there were no options or stock appreciation rights exercised by, nor any long term incentive plan awards made to, any named executive officer.

    COMPENSATION OF DIRECTORS. Directors of the Company are not compensated for any services provided as a director.

    TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS.

    Inapplicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) and (b)   SECURITY OWNERSHIP.

    The following table presents, as of February 28, 1997, the ownership of common Stock by: (i) each person known by the Company to be the beneficial owner of more than five percent of the 9,800,250 issued and outstanding shares of Common Stock; (ii) each director of the Company; and (iii) all directors and officers of the Company as a group:

Name and Address                Amount and Nature of        Percentage of
of Beneficial Owner             Beneficial Ownership            Stock
-------------------             --------------------        -------------

Richard G. Fuchs                      1,041,916                  17.9
3499-3E Bahia Blanca W.
Laguna Hills, California

John E. Wilson                          155,155                   2.6
613 Island View
Seal Beach, California

Auto Chek Centers, Inc.               4,000,000                  40.8
17922 Sky Park Circle, Suite A
Irvine, California  92714

All directors and executive           5,197,071                  53.0
officers as a group (3 persons)

(c) CHANGE IN CONTROL.

    See Item 1(a) - General Development of Business.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    See Item 3 - Legal Proceedings, and Item 1 - General Development of
Business.


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

    *10.29 Amendment to the Ground Lease for the Manhattan Beach Center dated October 19, 1994.

    *10.30 Amendment to the Ground Lease for the Santa Ana Center dated January 5, 1995.

    *10.31  Plan of Reorganization.

    *10.32 Findings of Fact and Conclusion of Law on Confirmation of Chapter 11 Plan; Order thereon.

    *27.1   Financial Data Schedule for Form 10-K/A dated March 11, 1997

     27.2   Financial Data Schedule for Form 10-K dated March 11, 1997


*Previously filed.


(b) REPORTS ON FORM 8-K.

    Inapplicable.

                                      SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ORANGE COUNTY VENTURES, INC.



Dated:  March 11, 1997            By:  /s/ RICHARD G. FUCHS
                                     ----------------------
                                      Richard G. Fuchs, President



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                         Title                    Date
---------                         -----                    ----
                             President, CEO, CFO
                             and Chairman of the
 /s/ RICHARD G. FUCHS        Board                    March 11, 1997
----------------------------
Richard G. Fuchs



                             Vice President,
 /s/ JOHN E. WILSON          Secretary and Director   March 11, 1997
----------------------------
John E. Wilson