Form 10-Q
period 1997-03-31
ORANGE COUNTY VENTURES INC
filed 1997-05-30
CIK 841715

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

(Mark One)

[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 1997

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-17432
                       -------

                             ORANGE COUNTY VENTURES, INC.
                      -----------------------------------------
                 (Exact name of registrant specified in its charter)

             DELAWARE                                        95-3915600
-----------------------------------                    -------------------------
(State of other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)

            17922 SKY PARK CIRCLE DRIVE, SUITE A, IRVINE, CALIFORNIA 92714
            --------------------------------------------------------------
                (Address and zip code of principal executive offices)

                                    (714) 660-7972
           ----------------------------------------------------------------
               (Registrants telephone number, including area code)

                                    NOT APPLICABLE
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes    X            No
                              -----               -----

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                         Yes     X           No
                              ------              -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                      Number of Shares Outstanding
             -----                      ----------------------------
                                             at March 31, 1997
                                             -----------------

     Common Stock, $.01 par value                      9,800,250

                                        INDEX

                             ORANGE COUNTY VENTURES, INC.




PART I    FINANCIAL INFORMATION
------    ---------------------
                                                                 PAGE
                                                                 ----

Item 1.   Financial Statements (Unaudited)

          Balance Sheets as of March 31, 1997 and                  3
            December 31, 1996

          Statements of Operations for the Three Months            4
            Ended March 31, 1997 and 1996

          Statements of Cash Flow for the Three Months             5
            Ended March 31, 1997 and 1996

          Notes to Financial Statements                            6


Item 2.   Management's Discussion and Analysis of                  7
          Financial Condition and Results of Operations

                                    BALANCE SHEET



                                             March 31, 1997  December 31, 1996
                                             --------------  -----------------
                                                 (unaudited)
ASSETS
------

Current Assets:

    Cash                                         $    467        $  11,965
                                                 --------        ---------

Total Assets:                                    $    467        $  11,965
                                                 --------        ---------
                                                 --------        ---------


LIABILITIES AND EQUITY
----------------------

Current Liabilities:

    Accounts Payable                             $ 14,269        $  15,432

    Accrued Liabilities                                -             1,200
                                                 --------        ---------

    Total Current Liabilities                    $ 14,269        $  16,632


STOCKHOLDERS' EQUITY:

    Common Stock, $.01 par value,                $ 68,002        $  68,002
      authorized 10,000,000 shares
      outstanding 9,800,250 at 3/31/97
      and 3/31/96, respectively
    Paid in Capital                             2,362,508        2,362,508

    Accumulated Deficit                        (2,444,312)      (2,435,177)
                                                ---------       ----------

    Total Stockholders' Equity (Deficit)          (13,802)          (4,667)

    Total                                        $    467        $  11,965
                                                 --------        ---------
                                                 --------        ---------



See accompanying Notes to Financial Statements

                               STATEMENTS OF OPERATIONS


                                                   Three Months Ended March 31
                                                   ---------------------------
                                                   1997               1996
                                                   ----               ----
                                                (unaudited)
REVENUE:

     Net Revenues                                 $     0           $     0


COSTS AND EXPENSES:

     Bank fees                                          0                58
     Legal Fees                                     7,243                 0
     Professional Services                          1,035                98
     Provision for Taxes                              857                 0

     Net Income (loss)                            ($9,135)             (156)
                                                  -------            ------
                                                  -------            ------


     Net Income (loss) per share                      nil               nil

     Weighted Average Shares Outstanding        9,800,250         9,800,250



See accompanying Notes to Financial Statements

                               STATEMENTS OF CASH FLOWS



                                                   Three Months Ended March 31
                                                   ---------------------------
                                                      1997            1996
                                                      ----            ----
                                                  (unaudited)
Cash Flows from Operating Activities

     Net Income (loss)                             ($  9,135)          (156)

     Increase (Decrease) in Accounts Payable          (1,163)            98

     Increase (Decrease) in Accrued Liabilities       (1,200)

     Net Cash Provided by Operating Activities       (11,498)           (58)


Cash Flows From Investing Activities

     Net cash used in investing activities


Increase (Decrease) in Cash and Cash Equivalents     (11,498)           (58)

Cash and Cash Equivalents at Beginning of Period      11,965            296

Cash and Cash Equivalents at End of Period           $   467            238
                                                     -------        -------
                                                     -------        -------


See accompanying Notes to Financial Statements

                             ORANGE COUNTY VENTURES, INC.
                            NOTES TO FINANCIAL STATEMENTS



NOTE 1 --BASIS OF PRESENTATION

    The information for the period ended March 31, 1997 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for such periods.

    Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the requirements of the Securities and Exchange Commission although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading.

    Net income (loss) per share is based upon the weighted average number of common shares outstanding.


NOTE 2 -- BANKRUPTCY FILING

    On August 16, 1994, the Company filed for protection under Chapter 11 of the United States Bankruptcy Act. On April 17, 1995, the Plan of Reorganization ("Plan") was confirmed and the order was entered on May 5, 1995. To implement the Plan, the Company used all of its available funds to satisfy claims of its creditors. As of the above date, the Company no longer has any operations or assets.

    Pursuant to the Plan, all of the outstanding stock of the Company's operating subsidiary, ACC Motor Club, Inc. was cancelled and in exchange for a $200,000 cash contribution tot he Company, Richard G. Fuchs, President and Director ("Plan Proponent") was issued 100% of the newly issued and outstanding common stock of ACC Motor Club, Inc. ACC Motor Club, Inc. is now wholly owned by the Plan Proponent and is no longer a subsidiary of Orange County Ventures, Inc.

    On July 27, 1995, the Company filed a Notice of Motion and Motion for Final Decree to close the Chapter 11 case. The order on the motion was entered on August 29, 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

MATERIAL CHANGES IN FINANCIAL CONDITION

For the three months ended March 31, 1997 compared to March 31, 1996:

LIQUIDITY AND CAPITAL RESOURCES

    As a result of the conclusion of the Chapter 11 Plan, all of the operating assets of the Company were transferred to the Plan Proponent and all of the Company's cash was used to satisfy claims of creditors and costs of administration. The Company's only sources of liquidity were the remaining funds out of a non-refundable advance of $25,000 paid by a proposed merger candidate in 1996 and $10,000 paid by ACC Motor Club, Inc. for the purchase of capital stock on October 30, 1995. The proposed merger has been terminated and the Company is looking for a new merger candidate. ACC does not intend to advance any additional funds and there can be no assurances that any other source of working capital will be available to the Company in the future.

RESULTS OF OPERATIONS

    As of May 6, 1995, the Company no longer had any revenue producing operations. Since May 6, 1995, the Company has incurred accounting expenses associated with preparation of financial statements, legal expenses in connection with proposed reorganizations with operating companies, SEC filings, transfer agent fees and other general and administrative costs of maintaining the shell corporation for eventual sale. The expenses incurred in the three months ended March 31, 1997 for such activities was approximately $8,278.

    During the three month period ended March 31, 1996, $156 was expended on similar items.

PART II  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

         Inapplicable.

Item 2.  CHANGES IN SECURITIES.

         Inapplicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

         Inapplicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Inapplicable.

Item 5.  OTHER INFORMATION.

         Inapplicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  EXHIBITS

              Inapplicable.

         (b)  REPORTS ON FORM 8-K

              Inapplicable.

                                      SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.


                                        ORANGE COUNTY VENTURES, INC.
                                        A Delaware Corporation



Dated:  May 23, 1997                    By:  /s/ RICHARD G. FUCHS
                                             ----------------------------------
                                             Richard G. Fuchs, President and
                                             Principal Financial Officer