Form 10-Q
period 1997-06-30
ORANGE COUNTY VENTURES INC
filed 1997-08-19
CIK 841715

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

(Mark One)
[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 1997

[ ] Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934

Commission File Number 0-17432

                             ORANGE COUNTY VENTURES, INC.
                 (Exact name of registrant specified in its charter)

          Delaware                                               95-3915600
----------------------------                            -----------------------
(State of other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No. )

           17922 Sky Park Circle Drive, Suite A, Irvine, California  92714
           ---------------------------------------------------------------
                (Address and zip code of principal executive offices)

                                     714-660-7972
                      ------------------------------------------
                            (Registrants telephone number)

                                    Not Applicable
             ------------------------------------------------------------
               (Former name, former address and former fiscal year, if
                              changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes   X     No
                                     ---      ---

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                Yes   X     No
                                     ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                            Number of Shares
                                            ----------------
         Class                               Outstanding at June 30, 1997
         -----                               ----------------------------
    Common Stock, $.01 par value                       9,800,250

                             ORANGE COUNTY VENTURES, INC.

                                        INDEX


PART I             FINANCIAL INFORMATION

ITEM 1.       Financial Statements (Unaudited)

              Balance Sheets as of June 30, 1997 and December 31, 1996     pg 3

              Statements of Income for the six months ended June 30,
                 1997 and 1996                                             pg 4

              Statements of Cash Flows for the six months ended June 30,
                 1997 and 1996                                             pg 5

              Notes to Financial Statements                                pg 6

ITEM 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations.                                   pg 7

                             ORANGE COUNTY VENTURES, INC.
                                    BALANCE SHEET


ASSETS                                      June 30, 1997    December 31, 1996

  Current Assets:
    Cash                                    $      430.00       $   11,965.00

  TOTAL ASSETS                              $      430.00       $   11,965.00
                                            -------------       -------------


LIABILITIES AND EQUITY

  Current Liabilities:

    Accounts Payable                        $   15,698.00       $   15,432.00
    Accrued Liabilities                     $        0.00       $    1,200.00

  Total Current Liabilities                 $   15,698.00       $   16,632.00


STOCKHOLDERS' EQUITY
  Common stock, $.01 par value
    authorized 10,000,000 shares
    outstanding 9,800,250 at 6/30/97
    and 12/31/96 respectively.              $   68,002.00       $   68,002.00
  Paid in Capital                           $2,362,508.00       $2,362,508.00
  Accumulated Deficit                      ($2,445,778.00)     ($2,435,177.00)


  Total Stockholders' Equity (Deficit)     ($   15,268.00)     ($    4,667.00)

  TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                     $      430.00       $   11,965.00
                                            -------------       -------------



                    See accompanying Notes to Financial Statements

                             ORANGE COUNTY VENTURES, INC.
                              STATEMENTS OF OPERATIONS

                        Three Months Ended June 30,   Six Months Ended June 30,
                        ---------------------------   -------------------------

                            1997          1996           1997          1996
                            ----          ----           ----          ----

REVENUE:

  Net Revenues           $    0.00     $     0.00     $     0.00    $     0.00

COSTS AND EXPENSES

  Bank Fees              $   37.00     $    35.00     $    37.00    $   191.00
  Legal Fees             $1,429.00     $     0.00     $ 8,672.00    $     0.00
  Professional Services  $    0.00     $     0.00     $ 1,035.00    $     0.00
  Provision for Taxes    $    0.00     $     0.00     $   857.00    $     0.00

Net Income (Loss)       ($1,466.00)   ($    35.00)   ($10,601.00)  ($   191.00)
                        ----------    -----------    -----------   -----------

Net Income (Loss) per
  share                  $    0.00     $     0.00     $     0.00    $     0.00
Wighted Average
  Shares Outstanding     9,800,250      9,800,250      9,800,250     9,800,250



                    See accompanying Notes to Financial Statements

                                                 ORANGE COUNTY VENTURES, I
                                                   STATEMENT OF CASH FLOW

                                                   6/30/97        12/31/97
                                                   -------        --------

    Net Income (Loss)                           ($10,601.00)      ($156.00)
    Increase (Decrease) Accounts Payable         $   266.00        $ 98.00
    Increase (Decrease) Accrued Liabilities     ($ 1,200.00)       $  0.00

    Net cash provided by operations             ($11,535.00)      ($ 58.00)

    Cash Flow from financing activities          $     0.00        $  0.00

    Net Decrease in cash                        ($11,535.00)      ($ 58.00)

    Cash at the beginning of the period          $11,965.00)       $296.00

    Cash at the end of the period                $   430.00        $238.00
                                                 ----------        -------



                    See accompanying Notes to Financial Statements

                             ORANGE COUNTY VENTURES, INC.

                            NOTES TO FINANCIAL STATEMENTS


Note 1 - Basis of Presentation

    The information for the period ended June 30, 1997 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring accruals) which are, n the opinion of management, necessary to a fair statement of the results for such periods.

    Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the requirements of the Securities and Exchange Commission although the Company believes that the disclosure included in these financial statements are adequate to make the information not misleading.

    Net income (loss) per share is based upon the weighted average number of common shares outstanding.

Note 2 - Bankruptcy filing.

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

    Pursuant to the Plan, all of the outstanding stock of the Company's operating subsidiary, ACC Motor Club, Inc. was cancelled and in exchange for a $200,000 cash contribution to the Company Richard G. Fuchs, President and Director ("Plan Proponent") was issued 100% of the newly issued and outstanding common stock of ACC Motor Club, Inc. ACC Motor Club, Inc. is now wholly owned by the Plan Proponent and is no longer a subsidiary of Orange County Ventures, Inc.

    On July 27, 1995, the Company filed a Notice of Motion and Motion for Final Decree to close the Chapter 11 case. The order on the motion was entered on August 29, 1995.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS.

MATERIAL CHANGES IN FINANCIAL CONDITION

For the six months ended June 30, 1997 compared to June 30, 1996:

LIQUIDITY AND CAPITAL RESOURCES

    As a result of the conclusion of the Chapter 11 Plan, all of the operating assets of the Company were transferred to the Plan Proponent and all of the Company's cash was used to satisfy claims of creditors and costs of administration. The Company's only source of liquidity were the remaining funds out of a non-refundable advance of $25,000 paid by a proposed merger candidate in 1996 and $10,000 paid by ACC for the purchase of capital stock on October 30, 1995. The proposed merger has been terminated and the Company is looking for a new merger candidate. ACC does not intend to advance any additional funds and there can be no assurance that any other source of working capital will be available to the Company in the future.

RESULTS OF OPERATIONS

    As of May 6, 1995, the Company no longer had any revenue producing operations. Since May 6, 1995, the Company has incurred accounting expenses associated with preparation of financial statements, legal expenses in connection with proposed reorganizations with operating companies, SEC filings, transfer agent fees and other general and administrative costs of maintaining the shell corporation for eventual sale. The expenses incurred in the six months ended June 30, 1997 for such activities was approximately $10,601.

PART II            OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS.
              Inapplicable
Item 2.       CHANGES IN SECURITIES.
              Inapplicable
Item 3.       DEFAULTS UPON SENIOR SECURITIES
              Inapplicable
Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
              Inapplicable
Item 5.       OTHER INFORMATION.
              Inapplicable
Item 6.       EXHIBITS AND REPORTS ON FORM 8-K.

              (a)  EXHIBITS
                   Inapplicable

              (b)  REPORTS ON FORM 8-K
                   Inapplicable

                                      SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                                                    ORANGE COUNTY VENTURES, INC.
                                                          A Delaware Corporation


Dated:     August 18, 1997             By: /s/ Richard G. Fuchs
                                          ----------------------------
                                       Richard G. Fuchs, President and
                                       Principal Financial Officer